Form 10-K
period 1998-12-31
LEHMAN ABS CORP BANK BOSTON HOME EQUITY LOAN TRUST 1998-1
filed 1999-03-16
CIK 1072758

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K



             Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


(Mark One)
[ x      ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

_______________________________      or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities and
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number     333-39649

         Lehman ABS Corp.
(Exact name of registrant as specified in its charter)

         Delaware                                      13-3447441
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

200 Vesey St., Three World Financial Center
New York, New York                                          10285
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:         (212) 526-7000

         Securities registered pursuant to Section 12(b) of the Act
               NONE
         Securities registered pursuant to Section 12(g) of the Act
               NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         x  Yes                     No


                           PART I

Item 2.  Properties
         Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
            There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
         There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were thirty-two participants in the DTC system holding positions in the Cede certificates.
        The following were Noteholders and Certificateholders of record as of the end of the reporting year.
        BankBoston Home Equity Loan Trust 1998-1:
        Series 1998-1 Class A-1                         Cede & Co.
        Series 1998-1 Class A-2                         Cede & Co.
        Series 1998-1 Class A-3                         Cede & Co.
        Series 1998-1 Class A-4                         Cede & Co.
        Series 1998-1 Class A-5                         Cede & Co.
        Series 1998-1 Class A-6                         Cede & Co.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers The address of Cede & Co. is:
Cede & Co.
c/o The Depository Trust Company
Seven Hanover Square
New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1.  Not Applicable
               2.  Not Applicable
               3.  Exhibits
                    99.1  Annual Summary Statement
                    99.2  Annual Statement as to Compliance.
                    99.3  Annual Independent Public
                             Accountant's Servicing Report.

         (b)   Reports on Form 8-K
         The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated August 25, 1998 September 25, 1998, October 26, 1998, November 25, 1998 and December 28, 1998.

         (c)    See (a) 3 above

         (d)    Not Applicable

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Lehman ABS Corp.

         BankBoston Home Equity Loan Trust 1998-1:

By: /s/  Martin P. Harding
         Managing Director

Date     March 10, 1999

                           EXHIBIT  INDEX

Exhibit  Description
99.1     Annual Summary Statement
99.2     Annual Statement as to Compliance
99.3     Annual Independent Public Accountant's Servicing Report


       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

         BankBoston Home Equity Loan Trust 1998-1:
              Summary of Aggregate Amounts or End of Year Amounts

  Pool                  Balance                 312,500,243.91
  Principal             Collections              37,561,249.06
  Interest              Collections              15,792,482.92
  Servicer              Fees                        838,362.20
  Trustee               Fees                          8,462.19
  Premium               Fees                        178,919.00

  End Of Year Delinquencies        Number              Balance
  30-59 days                          123         8,315,875.06
  60-89 days                           27         1,840,466.14
  90+ days                             35         2,550,750.06
  Loan in Foreclosure                  13         1,044,625.64
  REO                                   1            56,906.45
  Bankruptcy                           45         3,297,987.48
  Cumulative Loan Losses                0                 0.00

                Balance           Principal           Interest
Class A-1      110,173,984.75   33,849,015.25     3,527,531.89
Class A-2       55,699,000.00            0.00     1,443,532.40
Class A-3       31,320,000.00            0.00       815,625.00
Class A-4       54,982,000.00            0.00     1,470,768.50
Class A-5       29,037,000.00            0.00       805,776.75
Class A-6       35,000,000.00            0.00       926,041.65


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
         To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
         To be supplied upon receipt by the Trustee